Form 10-Q
period 1995-06-30
CLINTON APPALACHIAN X LTD PARTNERSHIP
filed 1995-08-10
CIK 788909

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, DC  20549


                                  FORM  10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the Quarter Ended June 30, 1995

                      Commission File Number     33-3023
                                            ----------------

                  CLINTON APPALACHIAN X LIMITED PARTNERSHIP
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              OHIO                                   31-1188746
------------------------------------------------------------------------------
State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                    Identification No.)

        4770 Indianola Avenue            Columbus, Ohio              43214
-----------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)



                              (614)     888-9588
-----------------------------------------------------------------------------
             (Registrant's telephone number including area code)


                                NOT APPLICABLE
-----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last reported.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X                                                        No
   ----------                                                     ----------

CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

BALANCE SHEETS

                                                                      (Unaudited)
                           ASSETS                                       June 30,        December 31,
-----------------------------------------------------------               1995              1994
                                                                      -----------       ------------
Current Assets:
  Cash                                                                    $48,793            $40,348
  Production Receivable                                                    45,219             48,383
                                                                      -----------       ------------

  Total Current Assets                                                     94,012             88,731
                                                                      -----------       ------------

Oil and Gas Properties, at cost (successful efforts method)
  (Note 2):
  Producing oil and gas properties and equipment                        7,102,011          7,097,926

  Undeveloped oil and gas properties                                            0              4,085

  Less: Accumulated depletion and depreciation                         (4,577,777)        (4,434,603)
                                                                      -----------       ------------

  Total Oil and Gas Properties                                          2,524,234          2,667,408
                                                                      -----------       ------------
  Total Assets                                                         $2,618,246         $2,756,139
                                                                      ===========       ============
           LIABILITIES AND PARTNERS' CAPITAL
-----------------------------------------------------------

Current Liabilities:
  Accounts Payable                                                        $27,427            $23,259
                                                                      -----------       ------------

Partners' Capital:
  General Partner                                                         987,509          1,036,607
  Limited Partner                                                       1,603,310          1,696,273
                                                                      -----------       ------------

  Total Partners' Capital                                               2,590,819          2,732,880
                                                                      -----------       ------------

  Total Liabilities and Partners' Capital                              $2,618,246         $2,756,139
                                                                      ===========       ============

The accompanying notes are part of the financial statements.

CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENTS OF NET INCOME FOR THE SIX MONTHS ENDED:
(unaudited)



                                                            JUNE 30, 1995                               JUNE 30, 1994
                                                 ----------------------------------        -------------------------------------
                                                  General      Limited                        General      Limited
                                                  Partner      Partners      Total            Partner      Partners       Total
                                                 --------     ---------    ---------         --------     ---------     ---------
REVENUES:
---------

  Oil and gas production                          $69,834      $72,684      $142,518          $93,565       $97,383      $190,948
  Interest income                                       0          695           695                0           537           537
                                                 --------     --------     ---------         --------     ---------     ---------
Total Revenues                                     69,834       73,379       143,213           93,565        97,920       191,485
                                                 --------     --------     ---------         --------     ---------     ---------


COSTS AND EXPENSES:
-------------------

  Well operating expense                           54,746       56,980       111,726           57,758        60,116       117,874
  Depreciation of production equipment             45,719            0        45,719           40,778                      40,778
  Depletion of producing oil and gas properties         0       97,457        97,457                        120,507       120,507
  General and administrative                        2,263        2,355         4,618            3,383         3,522         6,905
  Plugging and Abandoning costs                         0            0             0            8,598         8,949        17,547
  Loss on disposal of production equipment              0            0             0            3,600                       3,600
  Loss on drillsite                                     0            0             0                            376           376
  Loss on abandonment of intangible drilling costs      0            0             0                         25,790        25,790
                                                 --------     --------     ---------         --------     ---------     ---------
Total Costs and Expenses                          102,728      156,792       259,520          114,117       219,260       333,377
                                                 --------     --------     ---------         --------     ---------     ---------
NET (LOSS) FOR THE PERIOD                        ($32,894)    ($83,413)    ($116,307)        ($20,552)    ($121,340)    ($141,892)
                                                 ========     ========     =========         ========     =========     =========


         The accompanying notes are part of the financial statements.

CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENTS OF NET INCOME FOR THE THREE MONTHS ENDED:
(unaudited)



                                                            JUNE 30, 1995                               JUNE 30, 1994
                                                 ----------------------------------          -----------------------------------
                                                  General      Limited                        General      Limited
                                                  Partner      Partners     Total             Partner      Partners      Total
                                                 --------     ---------    --------          ---------    ---------    ---------
REVENUES:
---------

 Oil and gas production                           $33,356      $34,717      $68,073           $47,300      $49,229       $96,529
 Interest income                                        0          361          361                 0          280           280
                                                 --------     --------     --------           -------      -------      --------
Total Revenues                                     33,356       35,078       68,434            47,300       49,509        96,809
                                                 --------     --------     --------           -------      -------      --------


COSTS AND EXPENSES:
-------------------

  Well operating expense                           26,337       27,411       53,748            26,271       27,344        53,615
  Depreciation of production equipment             23,434            0       23,434            18,773            0        18,773
  Depletion of producing oil and gas properties         0       48,458       48,458                 0       58,254        58,254
  General and administrative                        1,286        1,339        2,625             1,490        1,551         3,041
  Plugging and Abandoning costs                         0            0            0             1,056        1,099         2,155
  Loss on disposal of production equipment              0            0            0                 0            0             0
  Loss on drillsite                                     0            0            0                 0            0             0
  Loss on abandonment of intangible drilling costs      0            0            0                 0            0             0
                                                 --------     --------     --------           -------      -------      --------
Total Costs and Expenses                           51,057       77,208      128,265            47,590       88,248       135,838
                                                 --------     --------     --------           -------      -------      --------
NET (LOSS) FOR THE PERIOD                        ($17,701)    ($42,130)    ($59,831)            ($290)    ($38,739)     ($39,029)
                                                 ========     ========     ========           =======     ========      ========



         The accompanying notes are part of the financial statements.

CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED:
(unaudited)


                                                    June 30,        June 30,
                                                      1995            1994
                                                    --------        --------
CASH FLOW FROM OPERATING ACTIVITIES:
        Cash received from operating activities:
          Oil and natural gas production            $145,682        $198,171
          Interest                                       695             537
                                                    --------        --------
                                                     146,377         198,708
                                                    --------        --------

CASH PAID FOR OPERATING ACTIVITIES:
          Well operating expense                     107,560         134,386
          General and administrative                   4,618           6,905
                                                    --------        --------
                                                     112,178         141,291
                                                    --------        --------
        Cash flow from operating activities           34,199          57,417
                                                    --------        --------

CASH FLOW FROM INVESTING ACTIVITIES:
          Proceeds from sale of oil and
           natural gas properties                                      1,700
                                                    --------        --------

        Cash flow from investing activities                            1,700
                                                    --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
          Distributions to partners                  (25,754)        (51,213)
                                                    --------        --------
        Cash flow from financing activities          (25,754)        (51,213)
                                                    --------        --------

INCREASE (DECREASE) IN CASH                            8,445           7,904

CASH, BEGINNING OF YEAR                               40,348          30,781
                                                    --------        --------

CASH, END OF PERIOD                                  $48,793         $38,685
                                                    ========        ========

         The accompanying notes are part of the financial statements.

CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1995
(unaudited)


                                        General       Limited
                                        Partner       Partners       Total
                                       ----------    ----------   ----------
Partners' Capital, December 31, 1994   $1,036,607    $1,696,273   $2,732,880

Net (loss) for the period                 (32,894)      (83,413)    (116,307)

Partner Distributions                     (16,204)       (9,550)     (25,754)
                                       ----------    ----------   ----------

Partners' Capital, June 30, 1995         $987,509    $1,603,310   $2,590,819
                                       ==========    ==========   ==========

         The accompanying notes are part of the financial statements.

                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
                   -----------------------------------------
                         (an Ohio Limited Partnership)

                       NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 -  ORGANIZATION
          ------------

       Clinton Appalachian X Limited Partnership (an Ohio limited partnership) was organized on December 1, 1986. The Partnership was formed to drill, develop, and produce natural gas and oil in the Appalachian Basin. The Clinton Oil Company is the General Partner and manages all activities of the Partnership. The General Partner provides to the partnership the equipment, or the funds to acquire the equipment, necessary to operate Partnership wells completed for production. Funds provided by the limited partner subscriptions have been applied towards organizational and offering costs, intangible drilling and development costs, and drill site acquisition costs.


NOTE 2 -  ACCOUNTING POLICIES
          -------------------

       The accompanying unaudited financial statements reflect the adjustments which are, in the opinion of the General Partner, necessary for a fair presentation of the Partnership's financial condition and results of operations. The Partnership maintains its books and records on the cash basis method of accounting adjusting to the accrual method for financial statement preparation. The accompanying unaudited financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures normally made in the Partnership's 10-K filing. Reference is made to the Partnership's annual 10-K filing for the year ended December 31, 1994 for additional disclosures including a summary of the Partnership's accounting policies which have not significantly changed.

       Organizational Costs
       --------------------
       Organization costs are those which are incident to the creation of the Partnership. The Partnership is amortizing these costs over 60 months.

       Syndication Costs
       -----------------
       Syndication costs consist of brokerage fees, registration fees, printing costs, accounting and legal fees, and materials related to the promoting and selling of the Partnership offering. These costs have been treated as a reduction of partners' capital.

       Income Taxes
       ------------
       No provision for income taxes will be reflected in the accounts of the Partnership. Taxable income will be allocated to the individual partners for reporting on their individual returns.

                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
                   -----------------------------------------
                         (an Ohio Limited Partnership)

                 NOTES TO THE FINANCIAL STATEMENTS - Continued


NOTE 3 - PROPERTY AND EQUIPMENT
         ----------------------

     Producing Oil and Gas Properties
     --------------------------------
     The financial statements reflect the capitalization of all exploration and development costs applicable to producing oil and gas properties including tangible and intangible drilling, development, and completion costs. Depletion and depreciation of producing oil and gas properties and equipment has been provided on the unit of production method or equivalent based on the estimated productive life of each property.

     Undeveloped Oil and Gas Properties
     ----------------------------------
     Undeveloped oil and gas properties are costs incurred in the acquisition of leases and costs to various activities related to development. At such times as the properties are developed, forfeited, or abandoned, the costs will be recovered or charged to operations.


NOTE 4 - TRANSACTIONS WITH GENERAL PARTNER
         ---------------------------------

     The General Partner pays substantially all Partnership costs and expenses as incurred. The Partnership subsequently reimburses the General Partner for these payments. In addition, the General Partner and its affiliates receive compensation from the Partnership for well supervision, well operating, administrative, and other services which the General Partner provides to the Partnership.

                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
                   -----------------------------------------
                         (an Ohio Limited Partnership)

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The General Partner believes that the usual standards of liquidity do not apply to the Partnership because it was organized solely for the purpose of drilling, completing, and equipping development oil and gas wells. Consequently, all of the funds raised from the sale of Partnership interests will be expended for these purposes.

The Partnership expects to distribute the net income from the sale of oil and gas to limited partners quarterly. The ability of the Partnership to make such distributions is dependent upon the amounts it has available from sales of oil and gas net of expenses incurred by the Partnership.

As of June 30, 1995, fifty-six of the Partnership's original seventy wells were on-line and producing. Distributions made by the Partnership were $25,754 for the six months ended June 30, 1995 compared to $51,213 for the same period in the prior year. The decrease is due to the normal decline curve pattern followed by the Partnership's wells combined with reduced prices received from the sale of natural gas.


RESULTS OF OPERATIONS
---------------------

The Partnership's net loss was $59,831 for the quarter ended June 30, 1995 compared to a net loss of $39,029 for the similar period in 1994. The decrease was due to lower oil and gas production revenues. Revenues were $68,073 in the 1995 quarter compared to $96,529 in the 1994 quarter. The decrease was due to reduced production from the wells combined with lower prices for natural gas. Partnership costs and expenses decreased slightly to $128,265 for the 1995 quarter compared to $135,838 in the 1994 quarter due to reduced depletion expense.

The net loss for the first half of 1995 was $116,307 compared to a net loss of $141,892 in 1994. Revenues decreased to $143,213 in 1995 from $191,485 for the first half of 1994. The change was due to reduced production from the normal decline curve pattern of the wells. Total costs and expense decreased to $259,520 in 1995 from $333,377 in the prior year. The 1994 period included $29,766 of costs related to the abandonment of a well. The remaining decrease in costs was due to reduced depletion expense as a result of lower production from the wells.

                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
                         (an Ohio Limited Partnership)

                                 June 30, 1995


                                   FORM 10-Q


                           Part 2 - Other Information


Items 1, 2, 3, 4, and 5 - Not Applicable.

Item 6 - Exhibits and Reports on Form 8-K.

         a.  Exhibits - None.

         b. Reports on Form 8-K - No reports on Form 8-K have been filed by the Registrant.

                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
                   -----------------------------------------
                         (an Ohio Limited Partnership)



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CLINTON APPALACHIAN X LIMITED
                                   PARTNERSHIP



Date: _______________________      By: ___________________________________
                                       Donald A. Nay
                                       Executive Vice President-Treasurer
                                       Duly Authorized Officer of
                                       The Clinton Oil Company,
                                       The General Partner




Date: _______________________      By: ___________________________________
                                       Donald A. Nay
                                       Chief Financial Officer of
                                       The Clinton Oil Company,
                                       The General Partner