Form 10-Q
period 1995-09-30
CLINTON APPALACHIAN X LTD PARTNERSHIP
filed 1995-11-13
CIK 788909

                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, DC  20549


                                   FORM  10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the Quarter Ended September 30, 1995

                     Commission File Number     33-3023
                                              -----------


                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                   31-1188746
-----------------------------------------------------------------------------
State or other jurisdiction of            (I.R.S. Employer Identification No)
incorporation or organization


         4770 Indianola Avenue    Columbus, Ohio                43214
-----------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


                               (614)     888-9588
-----------------------------------------------------------------------------
              (Registrant's telephone number including area code)


                                 NOT APPLICABLE
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last reported.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes           X                                             No
    ----------------                                           ----------------


CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(AN OHIO LIMITED PARTNERSHIP)

BALANCE SHEETS                                                       (Unaudited)
                         ASSETS                                      September 30,      December 31,
---------------------------------------------------------------          1995               1994
                                                                     -------------      ------------
Current Assets:
  Cash                                                                     $52,154           $40,348
  Production Receivable                                                     44,297            48,383
                                                                     -------------      ------------
  Total Current Assets                                                      96,451            88,731
                                                                     -------------      ------------
Oil and Gas Properties, at cost (successful efforts method)
  (Note 2):
  Producing oil and gas properties and equipment                        6,986,831          7,097,926

  Undeveloped oil and gas properties                                            0              4,085

  Less: Accumulated depletion and depreciation                          (4,570,566)       (4,434,603)
                                                                     -------------      ------------
  Total Oil and Gas Properties                                           2,416,265         2,667,408
                                                                     -------------      ------------
  Total Assets                                                          $2,512,716        $2,756,139
                                                                     =============      ============

         LIABILITIES AND PARTNERS' CAPITAL
---------------------------------------------------------------
Current Liabilities:
  Accounts Payable                                                        $27,573            $23,259
                                                                     -------------      ------------
Partners' Capital:
  General Partner                                                          956,483         1,036,607
  Limited Partner                                                        1,528,660         1,696,273
                                                                     -------------      ------------
  Total Partners' Capital                                                2,485,143         2,732,880
                                                                     -------------      ------------
  Total Liabilities and Partners' Capital                               $2,512,716        $2,756,139
                                                                     =============      ============

The accompanying notes are part of the financial statements.


CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENTS OF NET INCOME FOR THE NINE MONTHS ENDED:
(unaudited)

                                                September 30, 1995                                 September 30, 1994
                                      -----------------------------------               ------------------------------------------

                                      General       Limited                              General          Limited
                                      Partner       Partners     Total                   Partner          Partners        Total
                                     ----------    ----------   ---------                ----------    -------------   -----------
Revenues:
---------
 Oil and gas production                $104,260      $108,516     $212,776               $141,108        $146,867       $287,975
 Interest income                              0         1,034        1,034                      0             845            845
                                       --------     ---------    ---------               --------       ---------      ---------
Total Revenues                          104,260       109,550      213,810                141,108         147,712        288,820
                                       --------     ---------    ---------               --------       ---------      ---------
Costs and Expenses:
-------------------

 Well operating expense                  78,212        81,404      159,616                 85,747          89,247        174,994
 Depreciation of production equipment    66,247             0       66,247                 59,470               0         59,470
 Depletion of producing oil and               0       148,362      148,362                      0         179,037        179,037
   gas properties
 General and administrative               3,720         3,872        7,592                  4,372           4,551          8,923
 Plugging and Abandoning costs                0             0            0                  8,598           8,949         17,547
 Loss on disposal of production           1,526             0        1,526                  3,957               0          3,957
  equipment
 Loss on drillsite                            0         1,952        1,952                      0             376            376
 Loss on abandonment of intangible
   drilling costs                             0        24,498       24,498                      0          25,790         25,790
                                       --------     ---------    ---------               --------       ---------      ---------
Total Costs and Expenses                149,705       260,088      409,793                162,144         307,950        470,094
                                       --------     ---------    ---------               --------       ---------      ---------
NET (LOSS) FOR THE PERIOD              ($45,445)    ($150,538)   ($195,983)              ($21,036)      ($160,238)     ($181,274)
                                       ========     =========    =========               ========       =========      =========
                                   The accompanying notes are part of the financial statements.


CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENTS OF NET INCOME FOR THE THREE MONTHS ENDED:
(unaudited)

                                            September 30, 1995                                    September 30, 1994
                                 --------------------------------------------             -----------------------------------------
                                 General          Limited                                 General         Limited
                                 Partner         Partners            Total                Partner         Partners           Total
                                -----------    --------------     -----------            ----------    -------------     -----------
Revenues:
--------
 Oil and gas production          $34,426           $35,832           $70,258              $47,543          $49,484          $97,027
 Interest income                       0               339               339                    0              308              308
                                --------       --------------     -----------            ----------     ------------     -----------

Total Revenues                    34,426            36,171            70,597               47,543           49,792           97,335
                                --------       --------------     -----------            ----------     ------------     -----------

Costs and Expenses:
------------------
 Well operating expense           23,466            24,424            47,890               27,989           29,131           57,120
 Depreciation of production
 equipment                        20,528                 0            20,528               18,692                0           18,692
 Depletion of producing oil
  and gas properties                   0            50,905            50,905                    0           58,530           58,530
 General and administrative        1,457             1,517             2,974                  989            1,029            2,018
 Loss on disposal of production
  equipment                        1,526                 0             1,526                  357                0              357
 Loss on drillsite                     0             1,952             1,952                    0                0                0
 Loss on abandonment of
   intangible drilling costs           0            24,498            24,498                    0                0                0
                                --------         ---------         ---------              -------          -------         --------
Total Costs and Expenses          46,977           103,296           150,273               48,027           88,690          136,717
                                --------         ---------         ---------              -------          -------         --------
NET INCOME(LOSS) FOR THE
 PERIOD                         ($12,551)         ($67,125)         ($79,676)               ($484)        ($38,898)        ($39,382)
                                ========         =========         =========              =======         ========         ========

                                   The accompanying notes are part of the financial statements.


CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED:
(unaudited)

                                                              September 30,         September 30,
                                                                   1995                 1994
                                                              -------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Cash received from operating activities:
     Oil and natural gas production                                $216,862            $293,344
     Interest                                                         1,034                 845
                                                              -------------         -----------
                                                                    217,896             294,189
                                                              -------------         -----------

CASH PAID FOR OPERATING ACTIVITIES:
     Well operating expense                                         155,304             190,628
     General and administrative                                       7,592               8,923
                                                              -------------         -----------
                                                                    162,896             199,551
                                                              -------------         -----------
   Cash flow from operating activities                               55,000              94,638
                                                              -------------         -----------

CASH FLOW FROM INVESTING ACTIVITIES:
      Proceeds from sale of oil and
       natural gas properties                                                               827
                                                              -------------         -----------

   Cash flow from investing activities                                                      827
                                                              -------------         -----------

CASH FLOW FROM FINANCING ACTIVITIES:
      Distributions to partners                                     (43,194)            (85,117)
                                                              -------------         -----------
   Cash flow from financing activities                              (43,194)            (85,117)
                                                              -------------         -----------
INCREASE (DECREASE) IN CASH                                          11,806              10,348

CASH, BEGINNING OF YEAR                                              40,348              30,781
                                                              -------------         -----------

CASH, END OF PERIOD                                                 $52,154             $41,129
                                                              =============         ===========

Production equipment distributions                                   $8,560                $516
                                                              =============         ===========

          The accompanying notes are part of the financial statements.

CLINTON APPALACHIAN X LIMITED PARTNERSHIP
(an Ohio Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30,1995
(unaudited)




                                                                       General        Limited
                                                                       Partner       Partners        Total
                                                                  --------------   ------------    ---------
Partners' Capital, December 31, 1994                                  $1,036,607    $1,696,273    $2,732,880

Net (loss) for the period                                                (45,445)     (150,538)     (195,983)

Partner Distributions                                                    (34,679)      (17,075)      (51,754)
                                                                  ---------------   ----------     ---------

Partners' Capital, September 30, 1995                                   $956,483    $1,528,660    $2,485,143
                                                                  ==============    ==========     =========





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


NOTE 5 -    TRANSACTIONS WITH GENERAL PARTNER
            ---------------------------------

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

As of September 30, 1995, fifty-five of the Partnership's original seventy wells were on-line and producing. Cash distributions made by the Partnership were $51,754 for the nine months ended September 30, 1995 compared to $85,117 for the same period in the prior year. The decrease is due to the normal decline curve pattern followed by the Partnership's wells combined with reduced prices received from the sale of natural gas.




RESULTS OF OPERATIONS
---------------------

The Partnership's net loss was $79,676 for the quarter ended
September 30, 1995 compared to a net loss of $39,382 for the similar period in 1994. The increase was due to costs incurred on the abandonment of a well combined with a decrease in production from the wells. Revenues were $70,597 in the 1995 quarter compared to $97,335 in the 1994 quarter. The decrease was due to reduced production from the wells combined with lower prices for natural gas. Partnership costs and expenses increased to $150,273 for the 1995 quarter compared to $136,717 in the 1994 quarter.

The net loss for the nine months of 1995 was $195,983 compared to a net loss of $181,274 in 1994. Revenues decreased to $213,810 in 1995 from $288,820 in
1994. The change was due to reduced production from the normal decline curve pattern of the wells. Total costs and expense decreased to $409,793 in 1995 from $470,094 in the prior year. The 1995 and 1994 periods include
$27,976 and $47,670, respectively, of costs related to the abandonment of wells. The remaining decrease in costs was due to reduced depletion expense as a result of lower production from the wells.

                   CLINTON APPALACHIAN X LIMITED PARTNERSHIP
                         (an Ohio Limited Partnership)

                               September 30, 1995


                                   FORM 10-Q


                           Part 2 - Other Information


    Items 1, 2, 3, 4, and 5 - Not Applicable.

    Item 6 - Exhibits and Reports on Form 8-K.

         a.      Exhibits - Financial Data Schedule

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


                                        CLINTON APPALACHIAN X LIMITED
                                        PARTNERSHIP



Date:                                   By:
      --------------------                 -----------------------------
                                           Donald A. Nay
                                           Executive Vice President-Treasurer
                                           Duly Authorized Officer of
                                           The Clinton Oil Company,
                                           The General Partner




Date:                                   By:
      --------------------                 -----------------------------
                                           Donald A. Nay
                                           Chief Financial Officer of
                                           The Clinton Oil Company,
                                           The General Partner